Form 10-K/A
period 2000-12-31
DLJ COMMERCIAL MORT COMM MOR PASS THR CERT 2000-CKP1
filed 2002-07-29
CIK 1126744

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-82275-03

            DLJ Commercial Mortgage Trust 2000-CKP1
            Commercial Mortgage Pass-Through Certificates
            Series 2000-CKP1
        (Exact name of registrant as specified in its charter)



New York                          52-2267449      52-7104730
                                  52-2267450      52-7104731
                                  52-2267451      52-7104732
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of DLJ Commercial Mortgage Trust Series 2000-CKP1 established pursuant to the Pooling and Servicing Agreement among DLJ Commercial Mortgage Corp. as Depositor, Key Corporate Capital Inc. d/b/a Key Commercial Mortgage as Master Servicer and Special Sub-Servicer, Midland Loan Services, Inc. as Special Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which the DLJ Commercial Mortgage Trust Series 2000-CKP1 registered under the Securities Act of 1933 (the"Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   Key Commercial<F3>
                     b)   Midland Loan Services, Inc. <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Key Commercial <F3>
                     b)   Midland Loan Services, Inc. <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Key Commercial <F3>
                     b)   Midland Loan Services, Inc. <F3>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 19, 2000, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

                     On December 22, 2000 a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DLJ Commercial Mortgage Trust 2000-CKP1
Commerical Mortgage Pass-Through Certificates
Series 2000-CKP1

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 18, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Key Commercial <F3>
                     b)   Midland Loan Services, Inc. <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Key Commercial <F3>
                     b)   Midland Loan Services, Inc. <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Key Commercial <F3>
                     b)   Midland Loan Services, Inc. <F3>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


EX-99.1 (b)

ERNST&YOUNG   (logo)
Ernst & Young LLP
One Kansas City Place
1200 Main Street
Kansas City, Missouri 64105-2143

Phone:  (816) 474-5200
www.ey.com


                   Report on Management's Assertion on Compliance
               with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Programfor Mortgage Bankers

                         Report of Independent Accountants

      The Audit Committee The PNC Financial Services Group, Inc.

      We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc.
      (MLS), an indirectly wholly-owned subsidiary of The PNC Financial Services Group, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI. 1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2000. Management is responsible for MLS' compliance with those requirements.
      Our responsibility is to express an opinion on management's assertions about MLS' compliance based on our examination.

      Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS' compliance with specified requirements.

      In our opinion, management's assertion, that MLS complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.


      January 31, 2001




EX-99.2 (b)


MIDLANDLOANSERVICES  (logo)






Management's Assertion on Compliance with the Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services, Group, Inc. (PNC), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except for commercial loan and multifamily servicing, minimum servicing standards V.4 and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of MLS' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000, and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, MLS complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, PNC had in effect a fidelity bond in the amount of $300,000,000 and an errors and omissions policy in the amount of $60,000,000.

MIDLAND LOAN SERVICES, INC.


Steven W. Smith
Executive Vice President


January 31, 2001



A PNC Real Estate Finance Company
210 West 10th Street   Kansas City Missouri 64105


www.midlandls.com    816 435 5000T   816 435 2326F